Form 10-Q
period 2026-03-31
Polaryx Therapeutics, Inc.
filed 2026-05-15
CIK 2075320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-43080

Polaryx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3393659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

South Tower, 140 E Ridgewood Avenue, Suite 415

Paramus, NJ 07652

(Address of principal executive offices) (Zip Code)

(201) 940-7236

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

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

As of May 1, 2026, the registrant had 47,343,297 shares of common stock, $0.0001 par value per share, outstanding.

Polaryx Therapeutics, Inc.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2026

i

Part I. FINANCIAL INFORMATION

As used in this Quarterly Report, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Polaryx” and similar references refer to Polaryx Therapeutics, Inc. Additionally, references to our “Board” refer to the board of directors of Polaryx Therapeutics, Inc.

Item 1. Financial Statements

POLARYX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share and share amounts)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,080	$5,143
Prepaid expenses	389	—
Other current assets	33	27
Total current assets	3,502	5,170
Total assets	$3,502	$5,170

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$850	$470
Due to related party	98	91
Accrued expenses – related party	45	23
Accrued expenses and other current liabilities	21	21
Total current liabilities	1,014	605
Total liabilities	1,014	605

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.0001 par value, 40,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock: $0.0001 par value; 560,000,000 shares authorized; 47,343,297 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	104,662	104,195
Accumulated deficit	(102,179)	(99,635)
Total stockholders’ equity	2,488	4,565
Total liabilities and stockholders’ equity	$3,502	$5,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development expenses	$679	$4,716
General and administrative expenses	1,279	336
Total operating expenses	1,958	5,052
Operating loss	(1,958)	(5,052)
Other expense – direct listing offering costs	(586)	—
Net loss and comprehensive loss	$(2,544)	$(5,052)
Net loss per share – basic and diluted	$(0.05)	$(0.11)
Weighted average common shares outstanding – basic and diluted	47,219,329	44,338,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	—	$—	41,151,571	$4	$95,358	$(90,650)	$4,712
Issuance of common stock	—	—	3,917,508	—	4,594	—	4,594
Net loss	—	—	—	—	—	(5,052)	(5,052)
Balances at March 31, 2025	—	$—	45,069,079	$4	$99,952	$(95,702)	$4,254

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	—	$—	47,343,297	$5	$104,195	$(99,635)	$4,565
Stock-based compensation	—	—	—	—	467	—	467
Net loss	—	—	—	—	—	(2,544)	(2,544)
Balances at March 31, 2026	—	$—	47,343,297	$5	$104,662	$(102,179)	$2,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,544)	$(5,052)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	467	4,451
Changes in assets and liabilities which provided (used) cash:
Prepaid expenses and other current assets	(395)	(4)
Accounts payable	380	(17)
Due to related party	7	—
Accrued expenses – related party	22	—
Accrued expenses and other current liabilities	—	(87)
Net cash flows used in operating activities	(2,063)	(709)

Cash flows from financing activities
Proceeds from issuance of common stock	—	250
Net cash flows provided by financing activities	—	250
Net decrease in cash and cash equivalents	(2,063)	(459)
Cash and cash equivalents, beginning	5,143	4,621
Cash and cash equivalents, ending	$3,080	$4,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The condensed financial statements for the three month period ended March 31, 2026 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed financial statements and notes are prepared in accordance with U.S. GAAP and do not contain certain information included in the annual financial statements and accompanying notes of the Company. These interim condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2025.

Reverse Stock Split

Effective on January 12, 2026, the Company effected a 1-for-4 reverse stock split of its then-outstanding common stock. All share and per share amounts have been adjusted on a retroactive basis to reflect the effect of the reverse stock split. The shares of common stock retain a par value of $0.0001 per share.

Liquidity and Going Concern

The Company has no products approved for sale and has sustained recurring net losses and negative cash flows from operations since inception. For the three months ended March 31, 2026 and 2025, the Company had a net loss of $2.5 million and $5.1 million, respectively, and used cash in operating activities of $2.1 million and $709 thousand, respectively. As of March 31, 2026, the Company had working capital of $2.5 million. Achieving profitability is dependent upon the successful development, approval, and commercialization of the Company’s product candidates and achieving a level of revenue adequate to support the Company’s cost structure. Management intends to fund future operations through additional financings, which could include private and/or public debt offerings and equity offerings. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

There were no property and equipment, net as of March 31, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying values and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment occur, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. No impairment charge was recorded during the three months ended March 31, 2026 and 2025. There were no long-lived assets as of March 31, 2026 and December 31, 2025.

Leases

The Company has adopted FASB ASU No. 2016-02, Leases (Topic 842), as subsequently amended. Per FASB Accounting Standards Codification (“ASC”) Topic 842, the leases standard requires lessees to record a right-of-use asset and a lease liability for all leases other than those that, at lease commencement, have a lease term of 12 months or less. A reporting entity can elect an accounting policy by class of underlying asset not to record such short-term leases on the balance sheet. A reporting entity may be able to establish reasonable capitalization thresholds below which assets and liabilities related to a lease are not recognized. For the three months ended March 31, 2026 and 2025, office rent expense was $1 thousand and $1 thousand, respectively. Based on the standard above, the Company has concluded that this is a short-term lease and is below the capitalization threshold. As such, these amounts are recorded in general and administrative expenses on the statements of operations and comprehensive loss, and a right-of-use asset and lease liability are not recognized on the balance sheets.

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

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets. In addition, the value of prepaid expenses, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. Related party liabilities are not presumed to be at fair value. As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value classified as Level 2 or Level 3.

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

Prepaid Expenses

Advance payments made for goods or services to be received in the future for use in research and development as well as general and administrative activities are recorded as prepaid expenses until the service has been performed or the goods have been received. The prepaid amounts are expensed as the benefits are consumed.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, there were no accrued interest or penalties recorded on the balance sheets.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard was effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards. The Company is currently evaluating the impact of this standard.

3. Accrued Expenses

The following table presents the components of accrued expenses as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Accrued employee-related expenses	$21	$21
Accrued expenses	$21	$21

4. Stockholders’ Equity

The Company’s common stock began trading on The Nasdaq Capital Market (“Nasdaq”) under the symbol “PLYX” on February 2, 2026.

Common Stock

In October 2024, the Company and Maxim Group LLC (the “Advisor”) entered into an engagement letter (the “Engagement Letter”), pursuant to which the Company issued 796,937 shares of common stock to the Advisor, which represents 2.0% of the common stock outstanding on a fully diluted basis as of October 18, 2024, the execution date of the Engagement Letter, at an aggregate price of $934 thousand, for advisory services (see Note 5).

In January 2025, the Company issued an aggregate of 3,704,307 shares of common stock to two existing shareholders in return for an exclusive gene therapy patent license. Of the total share issuance, 277,823 shares were issued to Rush University Medical Center (“Rush”) and 3,426,484 shares were issued to Mstone. In connection with the transaction, the Company recorded $4.3 million as research and development expenses in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 as there is no alternative future use in accordance with ASC 730-10. In January 2025, the Company also issued 213,201 shares of common stock at a purchase price per share of $1.17 to an existing investor for aggregate consideration of $250 thousand in cash.

In July 2025 and through August 29, 2025, the Company issued 1,802,749 shares of common stock to investors at a price per share of $1.72 according to certain subscription agreements. Pursuant to these subscription agreements, there is an embedded derivative feature in which the number of subscribed shares shall increase by 15% if the Company’s common stock is not listed for trading on a national securities exchange by the second anniversary after issuance. This feature was not bifurcated as it met the scope exception per ASC 815-10-15-74a since the contract was classified as equity and does not require cash settlement. As the Company’s common stock began trading on Nasdaq on February 2, 2026, this embedded derivative feature is no longer applicable.

On September 3, 2025, the Company filed a Form C with the Securities and Exchange Commission (the “SEC”) to raise up to $5.0 million at a price per share of $2.80.

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

From October 2025 through November 3, 2025, the Company issued an aggregate of 313,449 shares of common stock, including 17,200 shares pursuant to Form C to investors at a price per share of $2.58. These amounts consist of 290,376 shares issued at $2.80 per share, further reduced by an additional 23,073 incremental bonus shares issued in connection with these offerings. To incentivize investment into the Company, the bonus shares were issued to certain shareholders based on the amount and timing of their investments. All of these shares were recorded at par value to common stock with any excess recorded as additional paid-in capital. During the year ended December 31, 2025, the Company issued an aggregate of 17,200 shares at $2.62 per share pursuant to this Form C. This Form C offering was closed on October 31, 2025.

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

As of March 31, 2026 and December 31, 2025, no cash dividends have been declared or paid.

5. Stock-Based Compensation

The Company and the Advisor entered into the Engagement Letter on October 18, 2024. The Company agreed to issue 796,937 shares of the Company’s common stock, of which 50% was fully vested upon issuance with an aggregate grant date fair value of $467 thousand to the Advisor as compensation for advisory services. The grant date fair value per share was determined based upon the price per share from recent stock issuances to certain investors at that time. The Company determined that this issuance of vested shares in return for future service met the criteria for capitalization as a prepaid expense and was amortized on a straight-line basis over 13 months. The remaining 50% is vested contingent upon a public listing of the Company’s common stock. As of March 31, 2026, the remaining 50% was fully vested as the Company’s common stock began trading on Nasdaq on February 2, 2026. As such, the Company recorded $467 thousand to stock-based compensation within general and administrative expense in the statements of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, total stock-based compensation expense under this Engagement Letter was $467 thousand and $108 thousand recorded as general and administrative expense, respectively.

2022 Equity Incentive Plan

In March 2022, the Board approved the Company’s 2022 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards and for incentive bonuses, which may be paid in cash, shares of common stock, or a combination thereof. The aggregate number of shares of common stock issuable under the Incentive Plan initially is 1,590,573 shares, plus a 4% annual increase on January 1 of each year beginning in 2023 and ending on January 1, 2032, subject to Board approval (the “Share Pool”). In October 2024, the Board increased the Share Pool to 6.3 million shares of common stock. As of December 31, 2025, there were 2,063,861 shares available to be issued pursuant to the Incentive Plan. In advance of the direct listing offering, the Company adopted the Polaryx Therapeutics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) in December 2025. Upon adoption of the 2025 Plan the Incentive Plan was terminated and no further awards will be granted under the Incentive Plan.

2025 Equity Incentive Plan

In December 2025, the Company adopted the 2025 Plan. The 2025 Plan allows for the grant of stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock, or a combination thereof; and other stock-based awards. We refer to these collectively herein as “Awards.”

The 2025 Plan provides that the maximum number of shares of common stock that may be issued under the 2025 Plan will not exceed 1,500,000 shares (the “2025 Plan Share Pool”); however, the 2025 Plan Share Pool will be increased on January 1 of each calendar year beginning in 2026 by a number of shares equal to 5% of the outstanding shares of common stock on the immediately preceding December 31 (or such lesser amount as approved by the administrator). As such, the 2025 Plan Share Pool was increased by 2,367,158 shares on January 1, 2026. The 2025 Plan Share Pool is subject to certain adjustments in the event of a change in our capitalization and was adjusted to reflect the Reverse Stock Split. Following the Reverse Stock Split and taking into account the increase to the 2025 Plan Share Pool on January 1, 2026, the 2025 Plan Share Pool is 3,867,158 shares.

Fair Value Inputs

The calculation of the fair value of Awards requires an estimate of the Company’s equity value. As the Company historically has been a privately held company with no trading history for its common stock until February 2, 2026, the estimated fair value of the Company’s common stock has been determined by management and approved by the Board. To determine the fair value, management considered the price per share from recent stock issuances to certain investors at that time and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Additional factors include, among others, the nature and history of the Company’s business; the Company’s stage of development and commercialization; external market conditions; valuations of the Company’s industry peers; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

Restricted Stock Units

As of March 31, 2026, there were 4,186,139 restricted stock units outstanding. These restricted stock units vest over time but are only deliverable upon a change in control of the Company that occurs within seven years following the applicable date of grant. Vesting of the restricted stock units is contingent upon the recipient’s services to the Company through three or four installments on the first three or four anniversaries of the vesting commencement date. The change in control requirement represents a performance condition that is recognized when it is probable, and therefore no compensation expense will be recorded, nor inclusion of the shares within the basic and diluted net income (loss) per share calculations, until the occurrence of a change in control of the Company.

The Company measures restricted stock compensation costs based on the stock price at the grant date less forfeitures as incurred.

The following table presents a summary of our restricted stock activity for the years ended December 31, 2025 and for the three months ended March 31, 2026:

	Number of Awards	Weighted Average Grant date Fair Value (per share)
Non-vested at December 31, 2024	2,670,607
Granted	2,092,757	$1.85
Vested	—
Forfeited or exercised	(577,225)
Non-vested at December 31, 2025	4,186,139
Granted	—
Vested	—
Forfeited or exercised	—
Non-vested at March 31, 2026	4,186,139

As of March 31, 2026, there was $7.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a remaining weighted average service period of 2.7 years and upon a change in control of the Company. In connection with the amendment executed on July 31, 2025, the transaction was treated as a type IV modification (improbable to improbable) in accordance with ASC 718. As such, the Company calculated a new grant date fair value for the amended restricted stock units. The unrecognized compensation expense associated with these restricted stock units reflects the new grant date fair value as of the modification date. The fair value was equal to price per share from recent stock issuances to certain investors at that time which was $1.78 per share.

The Company recognized a total of $467 thousand stock-based compensation related to the shares issued to Maxim Group LLC, which is included within general and administrative expenses, in the statement of operations and comprehensive loss for the three months ended March 31, 2026. The Company recognized a total of $4.4 million stock-based compensation related to the Incentive Plan, shares issued to Maxim Group LLC, and shares issued for the gene therapy license, of which $4.3 million and $108 thousand are included within research and development expenses and general and administrative expenses, respectively, in the condensed statement of operations and comprehensive loss for the three months ended March 31, 2025.

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

The following table summarized significant segment expenses for the three months ended March 31, 2026 and 2025:

	Lysosomal Storage Disorders Segment
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Research and development expenses (excluding stock compensation)	$(679)	$(372)
General and administrative expenses (excluding stock compensation)	(812)	(229)
Stock-based compensation	(467)	(4,451)
Other expense – direct listing offering costs	(586)	—
Net loss	$(2,544)	$(5,052)

7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per unit is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except unit amounts and per unit data)
Net loss per share
Numerator
Net loss	$(2,544)	$(5,052)
Numerator for basic and diluted net loss per share	$(2,544)	$(5,052)

Denominator
Weighted average common shares outstanding	47,219,329	44,338,960
Denominator for basic and diluted net loss per share	47,219,329	44,338,960
Net loss per share:
Basic and diluted	$(0.05)	$(0.11)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Performance-based awards	—	398,469
Non-vested restricted stock units	4,186,139	2,620,607
Total potentially dilutive securities	4,186,139	3,019,076

8. Income Taxes

The Company did not record any tax provision or benefit for the three months ended March 31, 2026 and 2025, including the impact of the One Big Beautiful Bill Act enacted in July 2025, which has a provision restoring the immediate deductibility of domestic research and development expenditures. There was no material impact to the Company’s expected tax rate as a result of this legislation. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at March 31, 2026 and December 31, 2025.

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

The licenses agreement was further amended in July 2019, September 2019, and December 2021 for definition changes. There was no change to the milestone payments or terms of the agreement.

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

Master Services Agreement with Rush University Medical Center

In June 2016, the Company entered into a Master Services Agreement with Rush (the “Rush MSA”), pursuant to which Rush provides services regarding the development and regulatory approval process for products currently under development by the Company, under statements of work for such services agreed to by the parties from time to time (see Note 10).

Contingencies

The Company is not aware of any matters that the Company believes will have a material effect on the Company’s results of operations, financial condition, or cash flows.

10. Related Parties

Mstone is a controlling shareholder of the Company. In November 2021, the Company and Mstone entered a Service Agreement, pursuant to which Mstone provides certain support and business development-related services to the Company. In March 2026, the Company amended the Service Agreement with Mstone to provide for a fixed fee of $90 thousand per month, beginning January 1, 2026. During the three months ended March 31, 2026 and 2025, Mstone provided consulting services to the Company pursuant to the terms of the Service Agreement and the total expenses incurred for the three months ended March 31, 2026 and 2025 were $314 thousand and $405 thousand, respectively. For the three months ended March 31, 2026, of the $314 thousand incurred, approximately $236 thousand was recorded as research and development expense and approximately $78 thousand was recorded as general and administrative expense. For the three months ended March 31, 2025, of the $405 thousand incurred, approximately $304 thousand was recorded as research and development expense and approximately $101 thousand was recorded as general and administrative expense. Consulting fees paid to Mstone for the three months ended March 31, 2026 and 2025 were $307 thousand and $405 thousand, respectively. As of March 31, 2026 and December 31, 2025, there was $98 thousand and $91 thousand due to Mstone, respectively, which is recorded in due to related party in the balance sheet.

In January 2025, the Company entered into a Share Placement Agreement with Rush and Mstone, pursuant to which the Company issued 277,823 shares to Rush and 3,426,484 shares to Mstone at a price per share of $1.17 in exchange for an exclusive gene therapy patent license (See Note 4 and Note 9).

In April 2025, the Company paid $109 thousand under two statements of work pursuant to the Rush MSA. In January 2026, the Company paid an additional $20 thousand related to one of the forgoing statements of work. In February 2026, the Company paid $50 thousand under a third statement of work. Total expenses incurred for the three months ended March 31, 2026 and 2025 were $92 thousand and zero, respectively, which is recorded in research and development in the statement of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, there was $45 thousand and $23 thousand due to Rush, respectively, which is recorded in accrued expenses – related party in the balance sheet.

11. Subsequent Events

The Company has evaluated all events subsequent to March 31, 2026 through May 14, 2026, which represents the date these financial statements were available to be issued. The Company is not aware of any subsequent event that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto and other financial information included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our most recent Annual Report on Form 10-K, specifically under Item 1A, “Risk Factors” and the “Special Note Regarding Forward-Looking Statements.”

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

We focus our clinical development program on specific LSDs that are typically treated by symptom and palliative care and, with the exception of CLN2, lack approved disease-modifying therapies. We have accumulated an expansive base of preclinical data and knowledge on CLN2 and CLN3, Sandhoff disease, and Krabbe. Our drug candidates have been validated in gold standard preclinical animal models. With similar broad disease pathology shared across multiple LSDs in terms of substrate accumulation, neuroinflammation and neuronal loss, we believe our small molecule drug candidates have the potential to demonstrate high therapeutic potential in other targeted indications. Our development program of focus includes NCLs, Krabbe disease, Tay-Sachs and Sandhoff Diseases.

We are advancing PLX-200, our most advanced product candidate, through a Phase 2 proof-of-concept basket trial which we refer to as SOTERIA (PLX-200-600). We expect to initiate this trial in the second half of 2026. SOTERIA is an open-label, multi-indication, master study for the treatment of certain LSDs which we believe represent approximately one quarter of our addressable LSD population, including CLN2, CLN3, Krabbe disease, and Sandhoff disease. We held a pre-IND submission meeting in April 2025. We submitted an IND application to the FDA for the SOTERIA trial in August 2025 and received a safe to proceed letter in October 2025. Data readouts from SOTERIA are expected to provide guidance and a clear pathway for each of the four indications towards potentially registrable trials. Further, with the precedent approval of Brineura, a drug approved to treat CLN2 on the basis of a single-arm, natural history comparator, open-label trial, we believe there may be an opportunity in CLN2 and CLN3 for us to seek expedited approval from the FDA for PLX-200 based on precedent approval for a third-party drug with a similar trial design. Should PLX-200 evidence overwhelming efficacy from the CLN2 and CLN3 cohorts in the SOTERIA trial, we believe there may be a case to seek expedited approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive expedited approval upon a determination that the product has demonstrated a clinically meaningful treatment effect. The precedent case of cerliponase alfa, a drug approved by FDA in treatment of CLN2, provides a benchmark for expedited approval based on results generated from an open-label, single arm trial comparing to natural history data studying Batten disease. SOTERIA’s current trial design for the CLN2 and CLN3 cohorts share the same open-label, single-arm design using natural history.

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

Since our inception in August 2014, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception through the filing date of this Quarterly Report, we have funded our operations primarily through the issuance of approximately $21.7 million of common stock and preferred stock.

We have incurred significant operating losses since inception and expect to incur losses in the future as we continue our research and development activities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. We incurred net losses of approximately $2.5 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $102.2 million.

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

As of March 31, 2026, we had cash and cash equivalents of approximately $3.1 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the filing date of this Quarterly Report, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Statements of Operations

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our statements of operations for the periods presented.

	Three Months Ended March 31,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development expenses	$679	$4,716	$(4,037)
General and administrative expenses	1,279	336	943
Total operating expenses	1,958	5,052	(3,094)
Operating loss	(1,958)	(5,052)	3,094
Other expense – direct listing offering costs	(586)	—	(586)
Net loss and comprehensive loss	$(2,544)	$(5,052)	$2,508

Research and development expenses

Research and development expenses decreased by $4.0 million to $679 thousand for the three months ended March 31, 2026, as compared to $4.7 million for the three months ended March 31, 2025. The reduction in research and development expenses was primarily due to stock-based compensation of approximately $4.3 million related to the issuance of 3,704,307 shares of common stock in March of 2025 to two existing stockholders in return for an exclusive gene therapy patent license totaling $4.3 million, which was not repeated in 2026. Of the total 3,704,307 shares issued, 277,823 shares were issued to Rush and 3,426,484 shares were issued to Mstone. The decrease in stock-based compensation expense was partially offset by expenses incurred for the three months ended March 31, 2026 under three statements of work pursuant to the Rush MSA that increased by $92 thousand. CRO formulation services increased by $139 thousand. Research and development expenses were substantially related to PLX-200 except for the stock-based compensation expense in 2025.

General and administrative expenses

General and administrative expenses increased by $943 thousand to $1,279 thousand for the three months ended March 31, 2026, as compared to $336 thousand for the three months ended March 31, 2025, primarily due to increased public company related expenses incurred in connection with the direct listing in January 2026 and due to an increase in stock-based compensation. Public company related expenses including legal, audit, investor relations, board compensation, and directors and officers insurance expenses increased by $435 thousand. Stock-based compensation increased by $359 thousand due to shares that were issued to a financial advisor in October of 2024. Of the total shares issued, 50% was fully vested upon issuance as compensation for advisory services and concluded in October of 2025 which decreased stock-based compensation by $108 thousand in the first quarter of 2026. The remaining 50% vested upon a public listing of the Company’s common stock. As of March 31, 2026, the remaining 50% was fully vested as our common stock began trading on Nasdaq on February 2, 2026. As such, the Company recorded $467 thousand to stock-based compensation.

Other expense — direct listing offering costs

Other expense — direct listing offering costs was $586 thousand for the three months ended March 31, 2026, as compared to zero for the three months ended March 31, 2025 due to legal, accounting, and advisory expenses related to the preparation of the direct listing offering.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. From our inception through the filing date of this Quarterly Report, we have funded our operations primarily with proceeds from the sales of our equity securities totaling approximately $21.7 million. As of March 31, 2026, we have no outstanding debt.

The following table presents the Company’s cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$3,080	$5,143

Cash Flows

The following table presents cash provided by (used in) operating and financing activities during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash flows (used in) operating activities	$(2,063)	$(709)
Net cash flows provided by financing activities	—	250
Net change in cash and cash equivalents	$(2,063)	$(459)

Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2026 and was primarily due to a net loss of $2.5 million, offset by an increase in stock-based compensation of $467 thousand and an increase in working capital changes of $14 thousand.

Net cash used in operating activities was $709 thousand for the three months ended March 31, 2025 and was primarily due to a net loss of $5.1 million and working capital decreases of $108 thousand related to accounts payable and accrued expenses, offset by stock-based compensation of $4.5 million.

Financing Activities

Net cash provided by financing activities was $250 thousand for the three months ended March 31, 2025 and was due to proceeds from the issuance of common stock. We had no cash provided by or used in financing activities for the three months ended March 31, 2026.

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

The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception. As of March 31, 2026, we had an accumulated deficit of approximately $102.2 million. Management expects to continue to incur operating losses and negative cash flows.

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

We believe that our existing capital will enable us to fund our operations through the third quarter of 2026. We will need to raise additional capital in connection with our cash needs for capital expenditures and working capital beyond the third quarter of 2026. We have based the foregoing estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, refer to Note 2 “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Quarterly Report.

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

The calculation of the fair value of awards requires an estimate of the Company’s equity value. As the Company historically has been a privately held company with no trading history for its common stock until February 2, 2026, the estimated fair value of the Company’s common stock has been approved by the Board, with input from management, valuations by third-party specialists, as well as upon the price per share from recent stock issuances to certain investors at that time. To determine the fair value, management considered the price per share from recent stock issuances to certain investors at that time, most recently available third-party valuations of its common stock and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Additional factors include, among others, the nature and history of the Company’s business; the Company’s stage of development and commercialization; external market conditions; valuations of the Company’s industry peers; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company. These third-party valuations are performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The third-party common stock valuations are prepared using the market approach (guideline public company method) to estimate the Company’s enterprise value.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Quarterly Report for a discussion of accounting pronouncements recently issued but not yet adopted and their potential impact to our financial statements.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, for as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (filed with the SEC as Exhibit 3.3 to the Company’s Form S-1/A filed on January 14, 2026).
3.2	Amended and Restated Bylaws of the registrant (filed with the SEC as Exhibit 3.4 to the Company’s Form S-1/A filed on January 14, 2026).
10.1	Addendum #2 to Consultancy Agreement, dated March 23, 2026, by and between Mstone Partners Healthcare Limited and Polaryx Therapeutics, Inc. (filed with the SEC as Exhibit 10.13 to the Company’s Form 10-K filed on March 24, 2026).
10.2#	Polaryx Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 21, 2025).
31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Furnished herewith and not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liability of such section, and not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaryx Therapeutics, Inc.

Date: May 14, 2026

	By:	/s/ Alex Yang
Alex Yang
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026

	By:	/s/ G. Michael Landis
G. Michael Landis
Chief Financial Officer
(Principal Financial and Accounting Officer)