Form 10-Q
period 2026-06-30
Polaryx Therapeutics, Inc.
filed 2026-08-13
CIK 2075320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 49,845,993 shares of common stock, $0.0001 par value per share, outstanding.

Polaryx Therapeutics, Inc.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2026

i

Part I. FINANCIAL INFORMATION

As used in this Quarterly Report, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Polaryx” and similar references refer to Polaryx Therapeutics, Inc. Additionally, references to our “Board” refer to the board of directors of Polaryx Therapeutics, Inc.

Item 1. Financial Statements

POLARYX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share and share amounts)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,542	$5,143
Prepaid expenses	270	—
Other current assets	—	27
Total current assets	11,812	5,170
Total assets	$11,812	$5,170

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$683	$470
Due to related party	96	91
Accrued expenses – related party	73	23
Accrued expenses and other current liabilities	21	21
Total current liabilities	873	605
Total liabilities	873	605

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.0001 par value, 40,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock: $0.0001 par value; 560,000,000 shares authorized; 49,845,993 and 47,343,297 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	114,493	104,195
Accumulated deficit	(103,559)	(99,635)
Total stockholders’ equity	10,939	4,565
Total liabilities and stockholders’ equity	$11,812	$5,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$719	$476	$1,398	$5,192
General and administrative expenses	661	408	1,940	744
Total operating expenses	1,380	884	3,338	5,936
Operating loss	(1,380)	(884)	(3,338)	(5,936)
Other expense – direct listing offering costs	—	(124)	(586)	(124)
Net loss and comprehensive loss	$(1,380)	$(1,008)	$(3,924)	$(6,060)
Net loss per share – basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.14)
Weighted average common shares outstanding – basic and diluted	48,278,370	44,670,601	47,751,775	44,505,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2025	—	$—	45,069,079	$4	$99,952	$(95,702)	$4,254
Issuance of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,008)	(1,008)
Balances at June 30, 2025	—	$—	45,069,079	$4	$99,952	$(96,710)	$3,246

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2026	—	$—	47,343,297	$5	$104,662	$(102,179)	$2,488
Issuance of common stock	—	—	2,502,696	—	9,831	—	9,831
Net loss	—	—	—	—	—	(1,380)	(1,380)
Balances at June 30, 2026	—	$—	49,845,993	$5	$114,493	$(103,559)	$10,939

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	—	$—	41,151,571	$4	$95,358	$(90,650)	$4,712
Issuance of common stock	—	—	3,917,508	—	4,594	—	4,594
Net loss	—	—	—	—	—	(6,060)	(6,060)
Balances at June 30, 2025	—	$—	45,069,079	$4	$99,952	$(96,710)	$3,246

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	—	$—	47,343,297	$5	$104,195	$(99,635)	$4,565
Stock-based compensation	—	—	—	—	467	—	467
Issuance of common stock	—	—	2,502,696	—	9,831	—	9,831
Net loss	—	—	—	—	—	(3,924)	(3,924)
Balances at June 30, 2026	—	$—	49,845,993	$5	$114,493	$(103,559)	$10,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(3,924)	$(6,060)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	467	4,560
Changes in assets and liabilities which provided (used) cash:
Prepaid expenses and other current assets	(243)	(74)
Accounts payable	213	86
Due to related party	5	—
Accrued expenses – related party	50	—
Accrued expenses and other current liabilities	—	(79)
Net cash flows used in operating activities	(3,432)	(1,567)

Cash flows from financing activities
Proceeds from issuance of common stock	9,831	250
Net cash flows provided by financing activities	9,831	250
Net increase (decrease) in cash and cash equivalents	6,399	(1,317)
Cash and cash equivalents, beginning	5,143	4,621
Cash and cash equivalents, ending	$11,542	$3,304

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

The condensed financial statements for the three-month and six-month periods ended June 30, 2026 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed financial statements and notes are prepared in accordance with U.S. GAAP and do not contain certain information included in the annual financial statements and accompanying notes of the Company. These interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reverse Stock Split

Effective on January 12, 2026, the Company effected a 1-for-4 reverse stock split of its then-outstanding common stock. All share and per share amounts have been adjusted on a retroactive basis to reflect the effect of the reverse stock split. The shares of common stock retain a par value of $0.0001 per share.

Liquidity and Going Concern

The Company has no products approved for sale and has sustained recurring net losses and negative cash flows from operations since inception. For the three months ended June 30, 2026 and 2025, the Company had a net loss of $1.4 million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, the Company had a net loss of $3.9 million and $6.1 million, respectively, and used cash in operating activities of $3.4 million and $1.6 million, respectively. As of June 30, 2026, the Company had working capital of $10.9 million. Achieving profitability is dependent upon the successful development, approval, and commercialization of the Company’s product candidates and achieving a level of revenue adequate to support the Company’s cost structure. Management intends to fund future operations through additional financings, which could include private and/or public debt offerings and equity offerings. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting period. Estimates are based on several factors, including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Actual results could differ from those estimates and changes in estimates may occur. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the statements of operations and comprehensive loss in the period that they are determined. The most significant matters involving management’s estimates include accrued research and development expenses and stock-based compensation expense.

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

There were no property and equipment, net as of June 30, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying values and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment occur, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. No impairment charge was recorded during the three months and six months ended June 30, 2026 and 2025. There were no long-lived assets as of June 30, 2026 and December 31, 2025.

Leases

The Company has adopted FASB ASU No. 2016-02, Leases (Topic 842), as subsequently amended. Per FASB Accounting Standards Codification (“ASC”) Topic 842, the leases standard requires lessees to record a right-of-use asset and a lease liability for all leases other than those that, at lease commencement, have a lease term of 12 months or less. A reporting entity can elect an accounting policy by class of underlying asset not to record such short-term leases on the balance sheet. A reporting entity may be able to establish reasonable capitalization thresholds below which assets and liabilities related to a lease are not recognized. For the three months ended June 30, 2026 and 2025, office rent expense was $1.1 thousand and $1.1 thousand, respectively. For the six months ended June 30, 2026 and 2025, office rent expense was $2.2 thousand and $2.1 thousand, respectively. Based on the standard above, the Company has concluded that this is a short-term lease and is below the capitalization threshold. As such, these amounts are recorded in general and administrative expenses on the statements of operations and comprehensive loss, and a right-of-use asset and lease liability are not recognized on the balance sheets.

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

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets. In addition, the value of prepaid expenses, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. Related party liabilities are not presumed to be at fair value. As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value classified as Level 2 or Level 3.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, there were no accrued interest or penalties recorded on the balance sheets.

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

3. Accrued Expenses and other current liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Accrued employee-related expenses	$21	$21
Accrued expenses and other current liabilities	$21	$21

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

In January 2025, the Company issued an aggregate of 3,704,307 shares of common stock to two existing shareholders in return for an exclusive gene therapy patent license. Of the total share issuance, 277,823 shares were issued to Rush University Medical Center (“Rush”) and 3,426,484 shares were issued to Mstone. In connection with the transaction, the Company recorded $4.3 million as research and development expenses in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2025 as there is no alternative future use in accordance with ASC 730-10. In January 2025, the Company also issued 213,201 shares of common stock at a purchase price per share of $1.17 to an existing investor for aggregate consideration of $250 thousand in cash.

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

In May 2026, the Company issued 2,502,696 shares of the Company’s common stock at an average purchase price per share of $4.00 to new and existing investors for aggregate consideration of $10.0 million (See Note 10).

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

As of June 30, 2026 and December 31, 2025, no cash dividends have been declared or paid.

5. Stock-Based Compensation

The Company and the Advisor entered into the Engagement Letter on October 18, 2024. The Company agreed to issue 796,937 shares of the Company’s common stock, of which 50% was fully vested upon issuance with an aggregate grant date fair value of $467 thousand to the Advisor as compensation for advisory services. The grant date fair value per share was determined based upon the price per share from recent stock issuances to certain investors at that time. The Company determined that this issuance of vested shares in return for future service met the criteria for capitalization as a prepaid expense and was amortized on a straight-line basis over 13 months. The remaining 50% is vested contingent upon a public listing of the Company’s common stock. As of June 30, 2026, the remaining 50% was fully vested as the Company’s common stock began trading on Nasdaq on February 2, 2026. As such, the Company recorded $467 thousand to stock-based compensation within general and administrative expense in the statements of operations and comprehensive loss. For the three months ended June 30, 2026 and 2025, total stock-based compensation expense under this Engagement Letter was zero and $108 thousand recorded as general and administrative expense, respectively. For the six months ended June 30, 2026 and 2025, total stock-based compensation expense under this Engagement Letter was $467 thousand and $216 thousand recorded as general and administrative expense, respectively.

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

Restricted Stock Units

As of June 30, 2026, there were 4,186,139 restricted stock units outstanding. These restricted stock units vest over time but are only deliverable upon a change in control of the Company that occurs within seven years following the applicable date of grant. Vesting of the restricted stock units is contingent upon the recipient’s services to the Company through three or four installments on the first three or four anniversaries of the vesting commencement date. The change in control requirement represents a performance condition that is recognized when it is probable, and therefore no compensation expense will be recorded, nor inclusion of the shares within the basic and diluted net income (loss) per share calculations, until the occurrence of a change in control of the Company.

The Company measures restricted stock compensation costs based on the stock price at the grant date less forfeitures as incurred.

The following table presents a summary of our restricted stock activity for the years ended December 31, 2025 and for the six months ended June 30, 2026:

	Number of Awards	Weighted Average Grant date Fair Value (per share)
Non-vested at December 31, 2024	2,670,607
Granted	2,092,757	$1.85
Vested	—
Forfeited or exercised	(577,225)
Non-vested at December 31, 2025	4,186,139
Granted	—
Vested	—
Forfeited or exercised	—
Non-vested at June 30, 2026	4,186,139

As of June 30, 2026, there was $7.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a remaining weighted average service period of 2.6 years and upon a change in control of the Company. In connection with the amendment executed on July 31, 2025, the transaction was treated as a type IV modification (improbable to improbable) in accordance with ASC 718. As such, the Company calculated a new grant date fair value for the amended restricted stock units. The unrecognized compensation expense associated with these restricted stock units reflects the new grant date fair value as of the modification date. The fair value was equal to price per share from recent stock issuances to certain investors at that time which was $1.78 per share.

The Company recognized zero stock-based compensation for the three months ended June 30, 2026. The Company recognized a total of $467 thousand stock-based compensation related to the shares issued to Maxim Group LLC, which is included within general and administrative expenses, in the statement of operations and comprehensive loss for the six months ended June 30, 2026. The Company recognized a total of $108 thousand stock-based compensation related to shares issued to a financial advisor, included within general and administrative expenses, in the statement of operations and comprehensive loss for the three months ended June 30, 2025. The Company recognized a total of $4.6 million stock-based compensation related to the Incentive Plan, shares issued to a financial advisor, and shares issued for the gene therapy license, of which $4.3 million and $216 thousand are included within research and development expenses and general and administrative expenses, respectively, in the statement of operations and comprehensive loss for the six months ended June 30, 2025.

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

The following table summarized significant segment expenses for the three months and six months ended June 30, 2026 and 2025:

	Lysosomal Storage Disorders Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Research and development expenses (excluding stock compensation)	$(719)	$(476)	$(1,398)	$(848)
General and administrative expenses (excluding stock compensation)	(661)	(300)	(1,473)	(528)
Stock-based compensation	—	(108)	(467)	(4,560)
Other expense – direct listing offering costs	—	(124)	(586)	(124)
Net loss	$(1,380)	$(1,008)	$(3,924)	$(6,060)

7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per unit is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except unit amounts and per unit data)		(In thousands, except unit amounts and per unit data)
Net loss per share
Numerator
Net loss	$(1,380)	$(1,008)	$(3,924)	$(6,060)
Numerator for basic and diluted net loss per share	$(1,380)	$(1,008)	$(3,924)	$(6,060)

Denominator
Weighted average common shares outstanding	48,278,370	44,670,601	47,751,775	44,505,697
Denominator for basic and diluted net loss per share	48,278,370	44,670,601	47,751,775	44,505,697

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.14)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance-based awards	—	398,469	—	398,469
Non-vested restricted stock units	4,186,139	2,620,607	4,186,139	2,620,607
Total potentially dilutive securities	4,186,139	3,019,076	4,186,139	3,019,076

8. Income Taxes

The Company did not record any tax provision or benefit for the three months and six months ended June 30, 2026 and 2025, including the impact of the One Big Beautiful Bill Act enacted in July 2025, which has a provision restoring the immediate deductibility of domestic research and development expenditures. There was no material impact to the Company’s expected tax rate as a result of this legislation. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at June 30, 2026 and December 31, 2025.

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

Contingencies

The Company is not aware of any contingencies that the Company believes will have a material effect on the Company’s results of operations, financial condition, or cash flows.

10. Related Parties

Mstone is a controlling shareholder of the Company. In November 2021, the Company and Mstone entered a Service Agreement, pursuant to which Mstone provides certain support and business development-related services to the Company. In March 2026, the Company amended the Service Agreement with Mstone to provide for a fixed fee of $90 thousand per month plus expenses, beginning January 1, 2026. During the three months ended June 30, 2026 and 2025, Mstone provided consulting services to the Company pursuant to the terms of the Service Agreement and the total expenses incurred for the three months ended June 30, 2026 and 2025 were $307 thousand and $400 thousand, respectively. During the six months ended June 30, 2026 and 2025, the total expenses incurred were $621 thousand and $804 thousand, respectively. For the three months ended June 30, 2026, of the $307 thousand incurred, approximately $230 thousand was recorded as research and development expense and approximately $77 thousand was recorded as general and administrative expense. For the six months ended June 30, 2026, of the $621 thousand incurred, approximately $466 thousand was recorded as research and development expense and approximately $155 thousand was recorded as general and administrative expense. For the three months ended June 30, 2025, of the $400 thousand incurred, approximately $300 thousand was recorded as research and development expense and approximately $100 thousand was recorded as general and administrative expense. For the six months ended June 30, 2025, of the $804 thousand incurred, approximately $603 thousand was recorded as research and development expense and approximately $201 thousand was recorded as general and administrative expense. Consulting fees paid to Mstone for the three months ended June 30, 2026 and 2025 were $309 thousand and $399 thousand, respectively. Consulting fees paid to Mstone for the six months ended June 30, 2026 and 2025 were $616 thousand and $804 thousand, respectively As of June 30, 2026 and December 31, 2025, there was $96 thousand and $91 thousand due to Mstone, respectively, which is recorded in due to related party in the balance sheet.

In January 2025, the Company entered into a Share Placement Agreement with Rush and Mstone, pursuant to which the Company issued 277,823 shares to Rush and 3,426,484 shares to Mstone at a price per share of $1.17 in exchange for an exclusive gene therapy patent license (See Note 4 and Note 9).

In April 2025, the Company paid $109 thousand under two statements of work pursuant to the Rush MSA. In January 2026, the Company paid an additional $20 thousand related to one of the forgoing statements of work. In February 2026, the Company paid $50 thousand under a third statement of work. Total expenses incurred for the three months ended June 30, 2026 and 2025 were $28 thousand and $46 thousand, respectively, which is recorded in research and development in the statement of operations and comprehensive loss. Total expenses incurred for the six months ended June 30, 2026 and 2025 were $120 thousand and $46 thousand, respectively, which is recorded in research and development in the statement of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, there was $73 thousand and $23 thousand due to Rush, respectively, which is recorded in accrued expenses – related party in the balance sheet.

Of the $10.0 million investment related to the May 2026 financing, Mstone and Young Poong Pharmaceutical Co., Ltd., who both have greater than 5% ownership in the Company, invested $360 thousand and $800 thousand, respectively (See Note 4).

11. Subsequent Events

The Company has evaluated all events subsequent to June 30, 2026 through August 13, 2026, which represents the date these financial statements were available to be issued. The Company is not aware of any subsequent event that would require recognition or disclosure in the financial statements.

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

We are advancing PLX-200, our most advanced product candidate, through a Phase 2 proof-of-concept basket trial which we refer to as SOTERIA (PLX-200-600). We expect to initiate this trial in the second half of 2026. SOTERIA is an open-label, multi-indication, master study for the treatment of certain LSDs which we believe represent approximately one quarter of our addressable LSD population, including CLN2, CLN3, Krabbe disease, and Sandhoff disease. We held a pre-IND submission meeting in April 2025. We submitted an IND application to the FDA for the SOTERIA trial in August 2025 and received a safe to proceed letter in October 2025. In July 2026, we amended SOTERIA’s trial design; among other amendments, we expanded the number of participants in each of the Sandhoff disease and Krabbe disease cohorts from three to six, thereby aligning enrollment targets across all four cohorts and increasing the total number of trial participants from 18 to 24. We believe that the increase in number of trial participants will generate additional valuable data. We have additionally opened recruitment for the six-patient sentinel safety group, from three patients each drawn from the CLN2 and CLN3 cohorts to six patients drawn from any of the four cohorts. Data readouts from SOTERIA are expected to provide guidance and a clear pathway for each of the four indications towards potentially registrable trials. Further, with the precedent approval of Brineura, a drug approved to treat CLN2 on the basis of a single-arm, natural history comparator, open-label trial, we believe there may be an opportunity in CLN2 and CLN3 for us to seek expedited approval from the FDA for PLX-200 based on precedent approval for a third-party drug with a similar trial design. Should PLX-200 evidence overwhelming efficacy from the CLN2 and CLN3 cohorts in the SOTERIA trial, we believe there may be a case to seek expedited approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive expedited approval upon a determination that the product has demonstrated a clinically meaningful treatment effect. The precedent case of cerliponase alfa, a drug approved by FDA in treatment of CLN2, provides a benchmark for expedited approval based on results generated from an open-label, single arm trial comparing to natural history data studying Batten disease. SOTERIA’s current trial design for the CLN2 and CLN3 cohorts share the same open-label, single-arm design using natural history.

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

Since our inception in August 2014, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception through the filing date of this Quarterly Report, we have funded our operations primarily through the issuance of approximately $31.5 million of common stock and preferred stock.

We have incurred significant operating losses since inception and expect to incur losses in the future as we continue our research and development activities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. We incurred net losses of approximately $1.4 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. We incurred net losses of approximately $3.9 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $103.6 million.

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

As of June 30, 2026, we had cash and cash equivalents of approximately $11.5 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the filing date of this Quarterly Report, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Statements of Operations

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our statements of operations for the periods presented.

	Three Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development expenses	$719	$476	$243
General and administrative expenses	661	408	253
Total operating expenses	1,380	884	496
Operating loss	(1,380)	(884)	(496)
Other expense – direct listing offering costs	—	(124)	124
Net loss and comprehensive loss	$(1,380)	$(1,008)	$(372)

Research and development expenses

Research and development expenses increased by $243 thousand to $719 thousand for the three months ended June 30, 2026, as compared to $476 thousand for the three months ended June 30, 2025. The increase in research and development expenses was primarily due to CRO expenses incurred for SOTERIA of $263 thousand and an increase in salary and wages of $80 thousand as a result of the timing of new hires. This is offset by a decrease in consulting expenses of $70 thousand. Research and development expenses were substantially related to PLX-200.

General and administrative expenses

General and administrative expenses increased by $253 thousand to $661 thousand for the three months ended June 30, 2026, as compared to $408 thousand for the three months ended June 30, 2025, primarily due to increased public company related expenses incurred in connection with the direct listing in January 2026. Public company related expenses including accounting advisory, investor relations, and directors and officers insurance expenses increased by $250 thousand. Salary and wages expenses also increased $75 thousand as a result of the timing of new hires. This is offset by a decrease in stock-based compensation by $108 thousand due to shares that were issued to a financial advisor in October of 2024.

Other expense — direct listing offering costs

Other expense — direct listing offering costs was zero for the three months ended June 30, 2026, as compared to $124 thousand for the three months ended June 30, 2025 due to legal, accounting, and advisory expenses related to the preparation of the direct listing offering in January 2026.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our statements of operations for the periods presented.

	Six Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development expenses	$1,398	$5,192	$(3,794)
General and administrative expenses	1,940	744	1,196
Total operating expenses	3,338	5,936	(2,598)
Operating loss	(3,338)	(5,936)	2,598
Other expense – direct listing offering costs	(586)	(124)	(462)
Net loss and comprehensive loss	$(3,924)	$(6,060)	$2,136

Research and development expenses

Research and development expenses decreased by $3.8 million to $1.4 million for the six months ended June 30, 2026, as compared to $5.2 million for the six months ended June 30, 2025. The reduction in research and development expenses was primarily due to stock-based compensation of approximately $4.3 million related to the issuance of 3,704,307 shares of common stock in March of 2025 to two existing stockholders in return for an exclusive gene therapy patent license totaling $4.3 million, which was not repeated in 2026. Of the total 3,704,307 shares issued, 277,823 shares were issued to Rush and 3,426,484 shares were issued to Mstone. The decrease in stock-based compensation expense was partially offset by CRO expenses incurred for the six months ended June 30, 2026 related to SOTERIA that increased by $322 thousand, CRO formulation services that increased by $177 thousand and salary and wages that increased by $162 thousand as a result of the timing of new hires. Research and development expenses were substantially related to PLX-200 except for the stock-based compensation expense in 2025.

General and administrative expenses

General and administrative expenses increased by $1.2 million to $1.9 million for the six months ended June 30, 2026, as compared to $744 thousand for the six months ended June 30, 2025, primarily due to increased public company related expenses incurred in connection with the direct listing in January 2026, due to an increase in stock-based compensation, and due to an increase in salary and wages. Public company related expenses including legal, audit, accounting advisory, investor relations, board compensation, and directors and officers insurance expenses increased by $712 thousand. Stock-based compensation increased by $252 thousand due to shares that were issued to a financial advisor in October of 2024. Of the total shares issued, 50% was fully vested upon issuance as compensation for advisory services and concluded in October of 2025 which decreased stock-based compensation by $216 thousand in the second quarter of 2026. The remaining 50% vested upon a public listing of the Company’s common stock. As of March 31, 2026, the remaining 50% was fully vested as our common stock began trading on Nasdaq on February 2, 2026. As such, the Company recorded $467 thousand to stock-based compensation. Salary and wages increased by $149 thousand as a result of the timing of new hires.

Other expense — direct listing offering costs

Other expense — direct listing offering costs was $586 thousand for the six months ended June 30, 2026, as compared to $124 thousand for the six months ended June 30, 2025 due to legal, accounting, and advisory expenses related to the preparation of the direct listing offering in January 2026.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. From our inception through the filing date of this Quarterly Report, we have funded our operations primarily with proceeds from the sales of our equity securities totaling approximately $31.5 million. As of June 30, 2026, we have no outstanding debt.

The following table presents the Company’s cash and cash equivalents as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$11,542	$5,143

Cash Flows

The following table presents cash provided by (used in) operating and financing activities during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash flows (used in) operating activities	$(3,432)	$(1,567)
Net cash flows provided by financing activities	9,831	250
Net change in cash and cash equivalents	$6,399	$(1,317)

Operating Activities

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2026 and was primarily due to a net loss of $3.9 million, offset by stock-based compensation of $467 thousand and an increase in working capital changes of $25 thousand.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2025 and was primarily due to a net loss of $6.1 million and a decrease in working capital changes of $67 thousand, offset by stock-based compensation of $4.6 million.

Financing Activities

Net cash provided by financing activities was $9.8 million and $250 thousand for the six months ended June 30, 2026 and 2025, respectively, and was due to proceeds from the issuance of common stock.

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

The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception. As of June 30, 2026, we had an accumulated deficit of approximately $103.6 million. Management expects to continue to incur operating losses and negative cash flows.

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

We believe that our existing capital will enable us to fund our operations through the first quarter of 2027. We will need to raise additional capital in connection with our cash needs for capital expenditures and working capital beyond the first quarter of 2027. We have based the foregoing estimate on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the initiation, progress, modification, timeline, cost and results of our clinical trials for our product candidates;

●	the initiation, progress, timeline, cost and results of additional research and preclinical studies related to pipeline development and other research programs we initiate in the future;

●	the cost and timing of manufacturing activities, including our planned manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development through commercialization;

●	the potential expansion of our current development programs to seek new indications;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, in-licensed or otherwise;

●	the effect of competing technological and market developments;

●	the payment of licensing fees, potential royalty payments and potential milestone payments;

●	the cost of general operating expenses;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs of operating as a public company.

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

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (filed with the SEC as Exhibit 3.3 to the Company’s Form S-1/A filed on January 14, 2026).
3.2	Amended and Restated Bylaws of the registrant (filed with the SEC as Exhibit 3.4 to the Company’s Form S-1/A filed on January 14, 2026).
10.1	Form of Securities Purchase Agreement by and between the Company and Purchasers dated May 27, 2026 (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on May 28, 2026).
31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Furnished herewith and not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liability of such section, and not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaryx Therapeutics, Inc.

Date: August 13, 2026

	By:	/s/ Alex Yang
Alex Yang
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026

	By:	/s/ G. Michael Landis
G. Michael Landis
Chief Financial Officer
(Principal Financial and Accounting Officer)