Form 10-Q
period 2026-09-30
Polaryx Therapeutics, Inc.
filed 2026-11-12
CIK 2075320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 49,845,993 shares of common stock, $0.0001 par value per share, outstanding.

Polaryx Therapeutics, Inc.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2026

i

Part I. FINANCIAL INFORMATION

As used in this Quarterly Report, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Polaryx” and similar references refer to Polaryx Therapeutics, Inc. Additionally, references to our “Board” refer to the board of directors of Polaryx Therapeutics, Inc.

Item 1. Financial Statements

POLARYX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share and share amounts)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,440	$5,143
Prepaid expenses	152	—
Other current assets	18	27
Total current assets	8,610	5,170
Total assets	$8,610	$5,170

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$783	$470
Due to related party	164	91
Accrued expenses – related party	—	23
Accrued expenses and other current liabilities	52	21
Total current liabilities	999	605
Total liabilities	999	605

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.0001 par value, 40,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock: $0.0001 par value; 560,000,000 shares authorized; 49,845,993 and 47,343,297 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	114,493	104,195
Accumulated deficit	(106,887)	(99,635)
Total stockholders’ equity	7,611	4,565
Total liabilities and stockholders’ equity	$8,610	$5,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$2,451	$514	$3,849	$5,706
General and administrative expenses	877	460	2,817	1,204
Total operating expenses	3,328	974	6,666	6,910
Operating loss	(3,328)	(974)	(6,666)	(6,910)
Other expense – direct listing offering costs	—	(456)	(586)	(580)
Net loss and comprehensive loss	$(3,328)	$(1,430)	$(7,252)	$(7,490)
Net loss per share – basic and diluted	$(0.07)	$(0.03)	$(0.15)	$(0.17)
Weighted average common shares outstanding – basic and diluted	49,845,993	45,792,898	48,457,518	44,939,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2025	—	$—	45,069,079	$4	$99,952	$(96,710)	$3,246
Issuance of common stock, net of offering costs	—	—	1,960,769	1	3,484	—	3,485
Net loss	—	—	—	—	—	(1,430)	(1,430)
Balances at September 30, 2025	—	$—	47,029,848	$5	$103,436	$(98,140)	$5,301

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2026	—	$—	49,845,993	$5	$114,493	$(103,559)	$10,939
Net loss	—	—	—	—	—	(3,328)	(3,328)
Balances at September 30, 2026	—	$—	49,845,993	$5	$114,493	$(106,887)	$7,611

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	—	$—	41,151,571	$4	$95,358	$(90,650)	$4,712
Issuance of common stock, net of offering costs	—	—	5,878,277	1	8,078	—	8,079
Net loss	—	—	—	—	—	(7,490)	(7,490)
Balances at September 30, 2025	—	$—	47,029,848	$5	$103,436	$(98,140)	$5,301

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	—	$—	47,343,297	$5	$104,195	$(99,635)	$4,565
Stock-based compensation	—	—	—	—	467	—	467
Issuance of common stock, net of offering costs	—	—	2,502,696	—	9,831	—	9,831
Net loss	—	—	—	—	—	(7,252)	(7,252)
Balances at September 30, 2026	—	$—	49,845,993	$5	$114,493	$(106,887)	$7,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLARYX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,252)	$(7,490)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	467	4,668
Changes in assets and liabilities which provided (used) cash:
Prepaid expenses and other current assets	(143)	(25)
Accounts payable	313	424
Due to related party	73	48
Accrued expenses – related party	(23)	—
Accrued expenses and other current liabilities	31	(79)
Net cash flows used in operating activities	(6,534)	(2,454)

Cash flows from financing activities
Payments related to issuance of common stock	(169)	(156)
Proceeds from issuance of common stock	10,000	3,734
Net cash flows provided by financing activities	9,831	3,578
Net increase (decrease) in cash and cash equivalents	3,297	1,124
Cash and cash equivalents, beginning	5,143	4,621
Cash and cash equivalents, ending	$8,440	$5,745

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

The condensed financial statements for the three-month and nine-month periods ended September 30, 2026 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed financial statements and notes are prepared in accordance with U.S. GAAP and do not contain certain information included in the annual financial statements and accompanying notes of the Company. These interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reverse Stock Split

Effective on January 12, 2026, the Company effected a 1-for-4 reverse stock split of its then-outstanding common stock. All share and per share amounts have been adjusted on a retroactive basis to reflect the effect of the reverse stock split. The shares of common stock retain a par value of $0.0001 per share.

Liquidity and Going Concern

The Company has no products approved for sale and has sustained recurring net losses and negative cash flows from operations since inception. For the nine months ended September 30, 2026 and 2025, the Company had a net loss of $7.3 million and $7.5 million, respectively, and used cash in operating activities of $6.5 million and $2.5 million, respectively. As of September 30, 2026, the Company had working capital of $7.6 million. Achieving profitability is dependent upon the successful development, approval, and commercialization of the Company’s product candidates and achieving a level of revenue adequate to support the Company’s cost structure. Management intends to fund future operations through additional financings, which could include private and/or public debt offerings and equity offerings. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

There was no property and equipment, net as of September 30, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying values and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment occur, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. No impairment charge was recorded during the three months and nine months ended September 30, 2026 and 2025. There were no long-lived assets as of September 30, 2026 and December 31, 2025.

Leases

The Company has adopted FASB ASU No. 2016-02, Leases (Topic 842), as subsequently amended. Per FASB Accounting Standards Codification (“ASC”) Topic 842, the leases standard requires lessees to record a right-of-use asset and a lease liability for all leases other than those that, at lease commencement, have a lease term of 12 months or less. A reporting entity can elect an accounting policy by class of underlying asset not to record such short-term leases on the balance sheet. A reporting entity may be able to establish reasonable capitalization thresholds below which assets and liabilities related to a lease are not recognized. For the three months ended September 30, 2026 and 2025, office rent expense was $1.1 thousand and $1.0 thousand, respectively. For the nine months ended September 30, 2026 and 2025, office rent expense was $3.4 thousand and $3.0 thousand, respectively. Based on the standard above, the Company has concluded that this is a short-term lease and is below the capitalization threshold. As such, these amounts are recorded in general and administrative expenses on the statements of operations and comprehensive loss, and a right-of-use asset and lease liability are not recognized on the balance sheets.

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

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets. In addition, the value of prepaid expenses, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. Related party liabilities are not presumed to be at fair value. As of September 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value classified as Level 2 or Level 3.

Accrued/Prepaid Research and Development Expenses

As part of the process of preparing its financial statements, the Company is required to estimate its prepaid and accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced. Most of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. Estimates of accrued expenses as of each balance sheet date in the financial statements are based on facts and circumstances known at that time. The Company periodically confirms the accuracy of estimates with the service providers and adjusts if necessary. The significant estimates in accrued research and development expenses are related to expenses incurred with respect to contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other vendors in connection with research and development and manufacturing activities.

The Company bases its expenses related to CROs and CMOs on estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from estimates, the accrual or prepaid expense is adjusted accordingly. Although estimates are not expected to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in amounts that differ from the estimates. There have been no material changes in estimates for the periods presented.

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

The Company complies with ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both employees and non-employees. The measurement date for non-employee awards is the date of grant. Compensation expense for nonemployees is recognized, without changes to the fair value of the equity classified award, over the requisite service period, which is the vesting period of the respective award.

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

For licensing and collaborative arrangements that are within the scope of ASC Topic 808, the Company evaluates the statement of operations classification for presentation of amounts due to or owed from other participants associated with multiple units of account in a collaborative arrangement based on the nature of each activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as increases or decreases to research and development expenses or general and administrative expenses, as appropriate. Milestone payments are considered contingent liabilities and are recognized when the Company deems the milestone event to be probable.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, there were no accrued interest or penalties recorded on the balance sheets.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard was effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards. The Company is currently evaluating the impact of this standard.

3. Accrued Expenses and other current liabilities

The following table presents the components of accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Accrued research and development expenses	$34	$—
Accrued employee-related expenses	18	21
Accrued expenses and other current liabilities	$52	$21

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

In January 2025, the Company issued an aggregate of 3,704,307 shares of common stock to two existing shareholders in return for an exclusive gene therapy patent license. Of the total share issuance, 277,823 shares were issued to Rush University Medical Center (“Rush”) and 3,426,484 shares were issued to Mstone. In connection with the transaction, the Company recorded $4.3 million as research and development expenses in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2025 as there is no alternative future use in accordance with ASC 730-10. In January 2025, the Company also issued 213,201 shares of common stock at a purchase price per share of $1.17 to an existing investor for aggregate consideration of $250 thousand in cash.

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

In September 2025, the Company issued an aggregate of 158,020 shares of common stock to investors at a price per share of $2.55. These amounts consist of 143,756 shares issued at $2.80 per share, which was further reduced by an additional 14,264 incremental shares (“bonus shares”) issued in connection with our listing. To incentivize investment in the Company, the bonus shares were issued to certain shareholders based on the amount and timing of their investments. All of these shares were recorded at par value to common stock with any excess recorded as additional paid-in capital.

From October 2025 through November 3, 2025, the Company issued an aggregate of 313,449 shares of common stock, including 17,200 shares pursuant to Form C to investors at a price per share of $2.58. These amounts consist of 290,376 shares issued at $2.80 per share, which was further reduced by an additional 23,073 incremental bonus shares issued in connection with these offerings. To incentivize investment into the Company, the bonus shares were issued to certain shareholders based on the amount and timing of their investments. All of these shares were recorded at par value to common stock with any excess recorded as additional paid-in capital. During the year ended December 31, 2025, the Company issued an aggregate of 17,200 shares at $2.62 per share pursuant to this Form C. This Form C offering was closed on October 31, 2025.

In May 2026, the Company issued 2,502,696 shares of the Company’s common stock at an average purchase price per share of $4.00 to new and existing investors for aggregate consideration of $10.0 million reduced by offering costs of $169 thousand (see Note 10).

Holders of common stock are entitled to one vote per share, to receive dividends (if and when declared by the Board) and, upon liquidation or dissolution, to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding shares of preferred stock with respect to dividends and in connection with liquidation, winding up and dissolution of the Company. The holders of common stock have no preemptive or other subscription rights.

As of September 30, 2026 and December 31, 2025, no cash dividends have been declared or paid.

5. Stock-Based Compensation

The Company and the Advisor entered into the Engagement Letter on October 18, 2024. The Company agreed to issue 796,937 shares of the Company’s common stock, of which 50% was fully vested upon issuance with an aggregate grant date fair value of $467 thousand to the Advisor as compensation for advisory services. The grant date fair value per share was determined based upon the price per share from recent stock issuances to certain investors at that time. The Company determined that this issuance of vested shares in return for future service met the criteria for capitalization as a prepaid expense and was amortized on a straight-line basis over 13 months. The remaining 50% is vested contingent upon a public listing of the Company’s common stock. As of September 30, 2026, the remaining 50% was fully vested as the Company’s common stock began trading on Nasdaq on February 2, 2026. As such, the Company recorded $467 thousand to stock-based compensation within general and administrative expense in the statements of operations and comprehensive loss. For the three months ended September 30, 2026 and 2025, total stock-based compensation expense under this Engagement Letter was zero and $108 thousand recorded as general and administrative expense, respectively. For the nine months ended September 30, 2026 and 2025, total stock-based compensation expense under this Engagement Letter was $467 thousand and $324 thousand recorded as general and administrative expense, respectively.

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

Fair Value Inputs

The calculation of the fair value of Awards requires an estimate of the Company’s equity value. As the Company historically has been a privately held company with no trading history for its common stock until February 2, 2026, the estimated fair value of the Company’s common stock prior to that date has been determined by management and approved by the Board. To determine the fair value, management considered the price per share from recent stock issuances to certain investors at that time and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Additional factors include, among others, the nature and history of the Company’s business; the Company’s stage of development and commercialization; external market conditions; valuations of the Company’s industry peers; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

Restricted Stock Units

As of September 30, 2026, there were 4,036,139 restricted stock units outstanding. These restricted stock units vest over time but are only deliverable upon a change in control of the Company that occurs within seven years following the applicable date of grant. Vesting of the restricted stock units is contingent upon the recipient’s services to the Company through three or four installments on the first three or four anniversaries of the vesting commencement date. The change in control requirement represents a performance condition that is recognized when it is probable, and therefore no compensation expense will be recorded, nor will shares be included within the basic and diluted net income (loss) per share calculations, until the occurrence of a change in control of the Company.

The Company measures restricted stock compensation costs based on the stock price at the grant date less forfeitures as incurred.

The following table presents a summary of our restricted stock unit activity for the year ended December 31, 2025 and for the nine months ended September 30, 2026:

	Number of Awards	Weighted Average Grant date Fair Value (per share)
Non-vested at December 31, 2024	2,670,607
Granted	2,092,757	$1.85
Vested	—
Forfeited or exercised	(577,225)
Non-vested at December 31, 2025	4,186,139
Granted	—
Vested	—
Forfeited or exercised	(150,000)
Non-vested at September 30, 2026	4,036,139

As of September 30, 2026, there was $7.2 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a remaining weighted average service period of 1.8 years and upon a change in control of the Company. In connection with the amendment executed on July 31, 2025, the transaction was treated as a type IV modification (improbable to improbable) in accordance with ASC 718. As such, the Company calculated a new grant date fair value for the amended restricted stock units. The unrecognized compensation expense associated with these restricted stock units reflects the new grant date fair value as of the modification date. The fair value was equal to price per share from recent stock issuances to certain investors at that time which was $1.78 per share.

The Company recognized zero stock-based compensation for the three months ended September 30, 2026. The Company recognized a total of $467 thousand stock-based compensation related to the shares issued to Maxim Group LLC, which is included within general and administrative expenses, in the statement of operations and comprehensive loss for the nine months ended September 30, 2026. The Company recognized a total of $108 thousand stock-based compensation related to shares issued to a financial advisor, included within general and administrative expenses, in the statement of operations and comprehensive loss for the three months ended September 30, 2025. The Company recognized a total of $4.7 million stock-based compensation related to the Incentive Plan, shares issued to a financial advisor, and shares issued for the gene therapy license, of which $4.3 million and $324 thousand are included within research and development expenses and general and administrative expenses, respectively, in the statement of operations and comprehensive loss for the nine months ended September 30, 2025.

6. Segment Information

The Company has one reportable segment: lysosomal storage disorders. The lysosomal storage disorders segment consists of the Company’s costs associated with the preclinical and clinical development of the Company’s product candidates. The Company currently is in the clinical stage and manages its business activities on an aggregate basis.

The accounting policies of the lysosomal storage disorders segment are consistent with those described in Note 2, Summary of Significant Accounting Policies, and the measure of segment assets is reported on the balance sheets as total assets. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance of the lysosomal storage disorders segment using operating expenses as reported in the statements of operations and comprehensive loss. Operating expenses are assessed by the CODM to make decisions on how to allocate resources, such as determining additional costs for preclinical and clinical development of the Company’s product candidates.

The following table summarizes significant segment expenses for the three months and nine months ended September 30, 2026 and 2025:

	Lysosomal Storage Disorders Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Research and development expenses (excluding stock compensation)	$(2,451)	$(514)	$(3,849)	$(1,362)
General and administrative expenses (excluding stock compensation)	(877)	(352)	(2,350)	(880)
Stock-based compensation	—	(108)	(467)	(4,668)
Other expense – direct listing offering costs	—	(456)	(586)	(580)
Net loss	$(3,328)	$(1,430)	$(7,252)	$(7,490)

7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share amounts and per share data)		(In thousands, except share amounts and per share data)
Net loss per share
Numerator
Net loss	$(3,328)	$(1,430)	$(7,252)	$(7,490)
Numerator for basic and diluted net loss per share	$(3,328)	$(1,430)	$(7,252)	$(7,490)

Denominator
Weighted average common shares outstanding	49,845,993	45,792,898	48,457,518	44,939,479
Denominator for basic and diluted net loss per share	49,845,993	45,792,898	48,457,518	44,939,479

Net loss per share:
Basic and diluted	$(0.07)	$(0.03)	$(0.15)	$(0.17)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Performance-based awards	—	398,469	—	398,469
Non-vested restricted stock units	4,036,139	4,563,364	4,036,139	4,563,364
Total potentially dilutive securities	4,036,139	4,961,833	4,036,139	4,961,833

8. Income Taxes

The Company did not record any tax provision or benefit for the three months and nine months ended September 30, 2026 and 2025, including the impact of the One Big Beautiful Bill Act enacted in July 2025, which has a provision restoring the immediate deductibility of domestic research and development expenditures. There was no material impact to the Company’s expected tax rate as a result of this legislation. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at September 30, 2026 and December 31, 2025.

9. Commitments and Contingencies

License Agreements

On April 8, 2016, the Company entered into a license agreement with Rush pursuant to which Rush granted the Company an exclusive license, with sublicensing rights, for the use of an invention/drug, made in the course of research at Rush, in the treatment of lysosomal storage diseases. Under this agreement, the Company is responsible for obtaining and maintaining all regulatory approvals for the drug, as well as for all clinical trials and commercialization activities relating to the drug. As part of the agreement, the Company agreed to issue 882,353 shares as a partial consideration for all the rights and licenses granted to the Company as specified in the license agreement. Upon execution of the agreement, the Company paid a license upfront fee of $70 thousand. Additional milestone-based payments are due upon completion of the Investigational New Drug filing of $50 thousand, which was paid in 2020, and $100 thousand due upon U.S. Food and Drug Administration approval of the product. Further, the Company must pay Rush royalties for the life of the patent of 3.5% on net sales.

The license agreement was further amended in July 2019, September 2019, and December 2021 for definition changes. There was no change to the milestone payments or terms of the agreement.

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

10. Related Parties

Mstone is a controlling shareholder of the Company. In November 2021, the Company and Mstone entered a Service Agreement, pursuant to which Mstone provides certain support and business development-related services to the Company. In March 2026, the Company amended the Service Agreement with Mstone to provide for a fixed fee of $90 thousand per month plus expenses, beginning January 1, 2026. During the three months ended September 30, 2026 and 2025, Mstone provided consulting services to the Company pursuant to the terms of the Service Agreement and the total expenses incurred for the three months ended September 30, 2026 and 2025 were $377 thousand and $460 thousand, respectively. During the nine months ended September 30, 2026 and 2025, the total expenses incurred were $998 thousand and $1.3 million, respectively. For the three months ended September 30, 2026, of the $377 thousand incurred, approximately $233 thousand was recorded as research and development expense and approximately $144 thousand was recorded as general and administrative expense. In the third quarter of 2026, $66 thousand was directly recorded as general and administrative expense related to a recruiting fee. For the nine months ended September 30, 2026, of the $998 thousand incurred, approximately $699 thousand was recorded as research and development expense and approximately $299 thousand was recorded as general and administrative expense. For the three months ended September 30, 2025, of the $460 thousand incurred, approximately $345 thousand was recorded as research and development expense and approximately $115 thousand was recorded as general and administrative expense. For the nine months ended September 30, 2025, of the $1.3 million incurred, approximately $948 thousand was recorded as research and development expense and approximately $316 thousand was recorded as general and administrative expense. Consulting fees paid to Mstone for the three months ended September 30, 2026 and 2025 were $308 thousand and $412 thousand, respectively. Consulting fees paid to Mstone for the nine months ended September 30, 2026 and 2025 were $924 thousand and $1.2 million, respectively. As of September 30, 2026 and December 31, 2025, there was $164 thousand and $91 thousand due to Mstone, respectively, which is recorded in due to related party in the balance sheet.

In January 2025, the Company entered into a Share Placement Agreement with Rush and Mstone, pursuant to which the Company issued 277,823 shares to Rush and 3,426,484 shares to Mstone at a price per share of $1.17 in exchange for an exclusive gene therapy patent license (see Note 4 and Note 9).

In April 2025, the Company paid $109 thousand under two statements of work pursuant to the Rush MSA. In January 2026, the Company paid an additional $20 thousand related to one of the foregoing statements of work. In February 2026, the Company paid $50 thousand under a third statement of work. On July 1, 2026, the Company began moving the laboratory from Rush to a third-party laboratory. According to the terms of the MSA and statements of work between the Company and Rush, the Company has met all payment obligations in exchange for the work completed. As a result, the Company reversed $73 thousand of previously accrued expenses – related party associated with the statements of work, resulting in a corresponding reduction of research and development expense in the statement of operations and comprehensive loss for the three months ended September 30, 2026. Total expenses incurred for the three months ended September 30, 2025 were $46 thousand, which are recorded in research and development in the statement of operations and comprehensive loss. Total expenses incurred for the nine months ended September 30, 2026 and 2025 were $47 thousand and $93 thousand, respectively, which are recorded in research and development in the statement of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, there was zero and $23 thousand due to Rush, respectively, which is recorded in accrued expenses – related party in the balance sheet.

Of the $10.0 million aggregate investment related to the May 2026 financing, Mstone and Young Poong Pharmaceutical Co., Ltd., who both have greater than 5% ownership in the Company, invested $360 thousand and $800 thousand, respectively (see Note 4).

11. Subsequent Events

The Company has evaluated all events subsequent to September 30, 2026 through November 12, 2026, which represents the date these financial statements were available to be issued. The Company is not aware of any subsequent event that would require recognition or disclosure in the financial statements.

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

We focus our clinical development program on specific LSDs that are typically treated by symptom and palliative care and, with the exception of CLN2, lack approved disease-modifying therapies. We have accumulated an expansive base of preclinical data and knowledge on CLN2 and CLN3, Sandhoff disease, and Krabbe disease. Our drug candidates have been validated in gold standard preclinical animal models. With similar broad disease pathology shared across multiple LSDs in terms of substrate accumulation, neuroinflammation and neuronal loss, we believe our small molecule drug candidates have the potential to demonstrate high therapeutic potential in other targeted indications. Our development program of focus includes NCLs, Krabbe disease, Tay-Sachs and Sandhoff diseases.

We are advancing PLX-200, our most advanced product candidate, through a Phase 2 proof-of-concept basket trial which we refer to as SOTERIA (PLX-200-600). We expect to initiate this trial in the fourth quarter of 2026. SOTERIA is an open-label, multi-indication, master study for the treatment of certain LSDs which we believe represent approximately one quarter of our addressable LSD population, including CLN2, CLN3, Krabbe disease, and Sandhoff disease. We held a pre-IND submission meeting in April 2025. We submitted an IND application to the FDA for the SOTERIA trial in August 2025 and received a safe to proceed letter in October 2025. In July 2026, we amended SOTERIA’s trial design; among other amendments, we expanded the number of participants in each of the Sandhoff disease and Krabbe disease cohorts from three to six, thereby aligning enrollment targets across all four cohorts and increasing the total number of trial participants from 18 to 24. We believe that the increase in number of trial participants will generate additional valuable data. We have additionally opened recruitment for the six-patient sentinel safety group, from three patients each drawn from the CLN2 and CLN3 cohorts to six patients drawn from any of the four cohorts. Data readouts from SOTERIA are expected to provide guidance and inform the potential development and regulatory pathways for each of the four indications towards potentially registrable trials. Further, with the precedent approval of Brineura, a drug approved to treat CLN2 on the basis of a single-arm, natural history comparator, open-label trial, we believe there may be an opportunity in CLN2 and CLN3 for us to seek expedited approval from the FDA for PLX-200 based on precedent approval for a third-party drug with a similar trial design. Should PLX-200 evidence overwhelming efficacy from the CLN2 and CLN3 cohorts in the SOTERIA trial, we believe there may be a case to seek expedited approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive expedited approval upon a determination that the product has demonstrated a clinically meaningful treatment effect. The precedent case of cerliponase alfa, a drug approved by FDA for the treatment of CLN2, provides a benchmark for expedited approval based on results generated from an open-label, single-arm trial compared with natural history data studying Batten disease. SOTERIA’s current trial design for the CLN2 and CLN3 cohorts shares the same open-label, single-arm design using natural history.

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

We have incurred significant operating losses since inception and expect to incur losses in the future as we continue our research and development activities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. We incurred net losses of approximately $7.3 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $106.9 million.

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

As of September 30, 2026, we had cash and cash equivalents of approximately $8.4 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the filing date of this Quarterly Report, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist of costs associated with the preclinical and clinical development of our product candidates, which include:

●	personnel-related expenses, including salaries and benefits and stock-based compensation for employees and advisors engaged in research and development functions;

●	expenses incurred in connection with the clinical development and regulatory approval of our product candidates, including under agreements with third parties, such as consultants, contractors and CROs; and

●	other expenses related to research and development.

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

Other Expense — Direct Listing Offering Costs

Other expense — direct listing offering costs primarily consists of costs related to the direct listing public offering completed on January 29, 2026, including legal, accounting, and other expenses.

Statements of Operations

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our statements of operations for the periods presented.

	Three Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development expenses	$2,451	$514	$1,937
General and administrative expenses	877	460	417
Total operating expenses	3,328	974	2,354
Operating loss	(3,328)	(974)	(2,354)
Other expense – direct listing offering costs	—	(456)	456
Net loss and comprehensive loss	$(3,328)	$(1,430)	$(1,898)

Research and development expenses

Research and development expenses increased by $1.9 million to $2.5 million for the three months ended September 30, 2026, as compared to $514 thousand for the three months ended September 30, 2025. The increase in research and development expenses was primarily due to CRO expenses incurred for SOTERIA of $2.0 million. Research and development expenses were substantially related to PLX-200.

General and administrative expenses

General and administrative expenses increased by $417 thousand to $877 thousand for the three months ended September 30, 2026, as compared to $460 thousand for the three months ended September 30, 2025, primarily due to increased public company related expenses incurred in connection with the direct listing in January 2026. Public company related expenses including legal and professional expenses, investor relations, and directors and officers insurance expenses increased by $257 thousand. Salary and wages also increased $76 thousand as a result of the timing of new hires as well as an increase in recruiting fees of $66 thousand related to a new hire. This is offset by a decrease in stock-based compensation by $108 thousand due to shares that were issued to a financial advisor in October of 2024.

Other expense — direct listing offering costs

Other expense — direct listing offering costs was zero for the three months ended September 30, 2026, as compared to $456 thousand for the three months ended September 30, 2025 due to legal, accounting, and advisory expenses related to the preparation of the direct listing offering in January 2026.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our statements of operations for the periods presented.

	Nine Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
Operating expenses:
Research and development expenses	$3,849	$5,706	$(1,857)
General and administrative expenses	2,817	1,204	1,613
Total operating expenses	6,666	6,910	(244)
Operating loss	(6,666)	(6,910)	244
Other expense – direct listing offering costs	(586)	(580)	(6)
Net loss and comprehensive loss	$(7,252)	$(7,490)	$238

Research and development expenses

Research and development expenses decreased by $1.9 million to $3.8 million for the nine months ended September 30, 2026, as compared to $5.7 million for the nine months ended September 30, 2025. The reduction in research and development expenses was primarily due to stock-based compensation of approximately $4.3 million related to the issuance of 3,704,307 shares of common stock in January of 2025 to two existing stockholders in return for an exclusive gene therapy patent license totaling $4.3 million, which was not repeated in 2026. Of the total 3,704,307 shares issued, 277,823 shares were issued to Rush and 3,426,484 shares were issued to Mstone. The decrease in stock-based compensation expense was partially offset by CRO expenses incurred for the nine months ended September 30, 2026 related to SOTERIA that increased by $2.3 million. Research and development expenses were substantially related to PLX-200 except for the stock-based compensation expense in 2025.

General and administrative expenses

General and administrative expenses increased by $1.6 million to $2.8 million for the nine months ended September 30, 2026, as compared to $1.2 million for the nine months ended September 30, 2025, primarily due to increased public company related expenses incurred in connection with the direct listing in January 2026, due to an increase in stock-based compensation, and an increase in salary and wages. Public company related expenses including legal, accounting advisory, investor relations, board compensation, and directors and officers insurance expenses increased by $998 thousand. Stock-based compensation increased by $143 thousand due to shares that were issued to a financial advisor in October of 2024. Of the total shares issued, 50% was fully vested upon issuance, and was capitalized as a prepaid expense amortized on a straight-line basis over 13 months ending in October of 2025. This decreased stock-based compensation by $324 thousand for the nine months ended September 30, 2026. The remaining 50% vested upon a public listing of the Company’s common stock which occurred on February 2, 2026 when our common stock began trading on Nasdaq. As such, the Company recorded $467 thousand to stock-based compensation in 2026. Salary and wages increased by $291 thousand as a result of the timing of new hires as well as a recruiting fee for a new hire.

Other expense — direct listing offering costs

Other expense — direct listing offering costs was $586 thousand for the nine months ended September 30, 2026, as compared to $580 thousand for the nine months ended September 30, 2025 due to legal, accounting, and advisory expenses related to the preparation of the direct listing offering in January 2026.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. From our inception through the filing date of this Quarterly Report, we have funded our operations primarily with proceeds from the sales of our equity securities totaling approximately $31.5 million. As of September 30, 2026, we have no outstanding debt.

The following table presents the Company’s cash and cash equivalents as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$8,440	$5,143

Cash Flows

The following table presents cash provided by (used in) operating and financing activities during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash flows (used in) operating activities	$(6,534)	$(2,454)
Net cash flows provided by financing activities	9,831	3,578
Net change in cash and cash equivalents	$3,297	$1,124

Operating Activities

Net cash used in operating activities was $6.5 million for the nine months ended September 30, 2026 and was primarily due to a net loss of $7.3 million, offset by stock-based compensation of $467 thousand and an increase in working capital changes of $251 thousand.

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2025 and was primarily due to a net loss of $7.5 million, offset by stock-based compensation of $4.7 million and working capital increases of $368 thousand.

Financing Activities

Net cash provided by financing activities was $9.8 million for the nine months ended September 30, 2026, and was due to proceeds from the issuance of common stock of $10.0 million, partially offset by payments related to issuance of common stock of $169 thousand.

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2025 and was due to proceeds from the issuance of common stock of $3.7 million, partially offset by payments related to issuance of common stock of $156 thousand.

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

The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception. As of September 30, 2026, we had an accumulated deficit of approximately $106.9 million. Management expects to continue to incur operating losses and negative cash flows.

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

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced. Most of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. Estimates of accrued expenses as of each balance sheet date in our financial statements are based on facts and circumstances known at that time. We periodically confirm the accuracy of estimates with the service providers and adjust if necessary. The significant estimates in accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs, and other vendors in connection with research and development and manufacturing activities.

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

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the discussion of risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and operating results. There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
Date: November 12, 2026

	By:	/s/ Alex Yang
Alex Yang
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026

	By:	/s/ G. Michael Landis
G. Michael Landis
Chief Financial Officer
(Principal Financial and Accounting Officer)